Form 10-K
CREDIT & ASSET REP VEHICLE CORP ALLSTATE FIN II CERT SE 01 1
filed 2005-03-30
CIK 1269835

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

------------------


FORM 10-K



ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:                               Commission File Number:
     December 31, 2004                                   001-16709


CREDIT AND ASSET REPACKAGING VEHICLE CORPORATION (Exact Name of Registrant as Specified in Its Charter)

on behalf of Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust Series 2001-1

Delaware
(State or Other Jurisdiction
of Incorporation or Organization)

13-4182182
(I.R.S. Employer
Identification No.)

85 Broad Street, New York, New York                                 10004
     (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:  (212) 902-7391


Securities registered pursuant to Section 12(b) of the Act:


Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust Allstate Financing II Certificates Series 2001-1

Securities registered pursuant to Section 12(g) of the Act:  None


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

INTRODUCTORY NOTE
The Registrant is the depositor (the "Depositor") under the Trust Agreement for Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust Series 2001-1 (the "Trust") with Wells Fargo Bank, National Association, as trustee (the "Trustee"). The Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust Allstate Financing II Certificates Series 2001-1 (the "Certificates") issued by the Trust do not represent obligations of or interests in the Depositor or the Trustee, but represent beneficial interests in the property of the Trust, which principally consists of Allstate Financing II 7.83% Capital Securities issued by Allstate Capital II and fully and unconditionally guaranteed by the Allstate Corporation (the "Security Guarantor").

For information with respect to the Security Guarantor, please see the periodic and current reports and other information (including financial information) filed by the Security Guarantor with the Securities and Exchange Commission
(SEC) under file number 1-11840. Those reports and other information can be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, N.W. Washington, D.C. 20549. Copies of those materials can be obtained by making a written request to the SEC, Public Reference Section, 450 Fifth Street, N.W., Washington D.C. 20549, at prescribed rates. The SEC also maintains a site on the world wide web at "http://www.sec.gov" where users can view and download copies of reports, proxy information, statements and other information filed electronically. The common stock of the Security Guarantor is also listed on the New York Stock Exchange and such reports and other information can be inspected at the offices of the New York Stock Exchange.



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

PART III
Item 10.       Directors and Executive Officers of the Registrant.
               Not Applicable
Item 11.       Executive Compensation.
               Not Applicable
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
               None
Item 13.       Certain Relationships and Related Transactions.
               There have been no transactions of a type required to be disclosed pursuant to subparagraph (a)(3) of Regulation S-K.
Item 14        Principal Accountant Fees and Services.
               Not Applicable

PART IV
Item 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a) The Trustee's Statement of Compliance with respect to the Trust Agreement identified in the introductory note is filed herewith as Exhibit 99.1.

(b) Not Applicable

(c) Not Applicable

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

CREDIT AND ASSET REPACKAGING
VEHICLE CORPORATION
on behalf of Public Credit and Repackaged
SecuritiesSM (PCARS)SM Trust Series 2001-1


Date:                                   By:   /s/ Ram Sundaram
                                        Name:  Ram Sundaram
                                        Title:    President


CERTIFICATION

        I, Ram Sundaram, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, filed by Credit and Asset Repackaging Vehicle Corporation, a Delaware corporation, on behalf of Public Credit and Repackaged SecuritiesSM (PCARS)SM Trust Series 2001-1.
2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;
3. Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports; and
4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and trustee has each fulfilled its obligations under that agreement. In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank, National Association, as trustee.

Date:
/s/ Ram Sundaram
Name:  Ram Sundaram
Title:    President

EXHIBIT INDEX


Exhibit No.                   Description

99.1 Trustee's Statement of Compliance with respect to the Trust Agreement identified in the introductory note.




Exhibit No. 99.1

TRUSTEE STATEMENT OF COMPLIANCE

Wells Fargo Bank, National Association (the "Trustee") hereby certifies that the Trustee has fulfilled its obligations under the Trust Agreement made as of October 1,2001 between Credit and Asset Repackaging Vehicle Corporation, as depositor, and the Trustee with respect to Public Credit and Repackaged Securities SM (PCARS) SM Trust Series 2001-1 during the period from January 1,2004 to December 31,2004.

New York, New York
March 1, 2005


WELLS FARGO BANK,
NATIONAL ASSOCIATION

BY: /s/ Nedine A. Peluso
Name: Nedine A. Peluso
Title: Corporate Trust Officer